Form 10-K
period 2005-12-31
Structured Asset Securities Corp. 2005-16
filed 2006-03-30
CIK 1337816

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120575-58



        Structured Asset Securities Corporation

       (Exact name of registrant as specified in its charter)



   Delaware                                        74-2440850
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


   745 7th Avenue
   New York, NY                                 10019
  (Address of principal executive offices)     (Zip Code)


  Registrants telephone number, including area code: 212-526-7000

  Structured Asset Securities Corporation  Trust
  Mortgage Pass-through Certificates, Series 2005-16
 (Exact name of issuing entity as specified in its charter)

Lehman Brothers Holdings Inc.
(Exact name of sponsor as specified in its charter)


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reportsrequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X          No  ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See
  Definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

         Not applicable.


 Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders (2)
  Any proxy or information statement and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Not applicable.



   Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5. Market for Registrants Common Equity,Related Stockholder Matters and Issuer Purchases of Equity Securities.

	No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 22.



  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.




   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.

  Item 9B. Other Information

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

   (a) Exhibits

 (31.1) Rule 13a-14(a)/15d-14(a) Certification

    (99.1) Annual Independent Accountants Servicing Reports concerning servicing activities.


           a) Aurora Loan Services LLC, as Servicer
           b) Colonial Savings, F.A., as Servicer
           c) Countrywide Home Loans Servicing LP, as Servicer
           d) GMAC Mortgage Corporation, as Servicer
           e) Chase Home Finance LLC, as Sub-servicer for
              JPMorgan Chase Bank, N.A.
           f) JPMorgan Chase Bank, as Servicer
           g) Midwest Loan Services, Inc., as Servicer
           h) National City Mortgage Company, as Servicer
           i) Wells Fargo Bank, N.A., as Servicer


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards.

           a) Aurora Loan Services LLC, as Servicer
           b) Colonial Savings, F.A., as Servicer
           c) Countrywide Home Loans Servicing LP, as Servicer
           d) GMAC Mortgage Corporation, as Servicer
           e) Chase Home Finance LLC, as Sub-servicer for
              JPMorgan Chase Bank, N.A.
           f) JPMorgan Chase Bank, as Servicer
           g) Midwest Loan Services, Inc., as Servicer
           h) National City Mortgage Company, as Servicer
           i) Wells Fargo Bank, N.A., as Servicer


    (99.3) Annual Statements of Compliance under the Pooling and
           Servicing Agreements.


           a)  Aurora Loan Services LLC, as master servicer



    (99.4) Aggregate Statement of Principal and Interest
           Distributions to Certificate Holders.


   (b)  Not applicable.





   (c) Not applicable.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




    Structured Asset Securities Corporation
    (Registrant)



  Signed:  Aurora Loan Services LLC as Master Servicer

  By:   E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore, Executive Vice President

  Dated: March 30, 2006

 Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a)


             Certification

  I, E. Todd Whittemore, in my capacity as the Executive Vice President of Aurora Loan Services LLC (the Master Servicer), hereby certify that:

    1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report,of Structured Asset Securities Corporation, Mortgage
    Pass-Through Certificates,  Series 2005-16 Trust

    2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report

    3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports

    4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement and

    5. The reports disclose all significant deficiencies relating to the servicers compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Colonial Savings, F.A., as Servicer
     Countrywide Home Loans Servicing LP, as Servicer
     GMAC Mortgage Corporation, as Servicer
     Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank,NA JPMorgan Chase Bank, as Servicer
     Midwest Loan Services, Inc., as Servicer
     National City Mortgage Company, as Servicer
     Wells Fargo Bank, N.A., as Servicer
     The Bank of New York, as Trustee.

     Date:

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title


 EX-99.1 (a)

 Independent Accountants Report

 Ernst & Young LLP
 Suite 3300
 370 17th Street
 Denver CO 80202-5663

 Member
 Aurora Loan Services LLC

 We have examined managements assertion, included in the accompanying report titled Report of management, that Aurora Loan Services LLC (the company) compiled with servicing statndards identified in Exibit A ( the specified minimum servicing standards) to the report of Management as set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for mortgage bankers
 (USAP) during the year ended november 30, 2005. Management is responsible for the Companys compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our exmination was made in accordance with standards established by the American Institute of Certified Public Accountants and , accordingly, included examining, on a test basis, evidence about the companys compliance with the specified minimum servicing statndards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the companys compliance with the specified minimum servicing standards.

 In our opinion, managements assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2005, is fairly stated, in all material respects.

 /s/ Ernst & Young LLP
 Ernst & Young LLP

 February 17, 2006





  EX-99.1 (b)

Independent Accountants Report
 Payne Falkner Smith and Jones PC
 10711 Preston Road
 Suite 110
 Dallas, TX 75230


 Board of Directors and Stockholders
 Of Colonial Savings Bank:

 We have examined managements assertion about Colonial Savings F.A. (Colonial) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Attestion Program for Mortgage Bankers (USAP) as of the year ended September 30, 2005, included in the accompanying managements assertion about Colonials compliance based on our examination.

 Our examination was made in accordance with attestation standards establisbed by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis of our opinion. Our examination does not provide a legal determination on Colonials compliance with the minimum servicing standards.

 In our opinion, managements assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2005, is fairly stated, in all material respects.


 /s/ Payne Falkner Smith and Jones PC
 ---------------
 Payne Falkner Smith and Jones PC
 November 28, 2005




  Ex 99.1 (c)


 KPMG LLP
 Suite 2000
 355 South Grand Avenue
 Los Angeles CA 90071-1568


 Independent Acountants Report

 The Board of Directors
 Countrywide Financial Corporation:

 We have examined managements assertion, included in the accompanying Managemetn Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. (CHL), and Countrywide
 Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) compiled with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31,2005. management is responsible for the companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companys compliance with the minimum servicing standardsspecified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the compliance with the minimum servicing standards.

 In our opinion, managements assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. (CHL), and Countrywide Home Loans Servicing L.P., a wholly-owned subsidiary of CHL, compiled with the aforementioned minimum servicing minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


 /s/ KPMG LLP
 KPMG LLP

 March 3, 2006

  EX-99.1 (d)


 Independent Accountants Report

 PriceWaterhouseCoopers LLP
 300 Madison Avenue
 New York NY 10017



 To Board of Directors and Stockholders
 of GMAC Mortgage Corporation:

 We have examined managements assertion about GMAC Mortgage Corporation and its subsidiaries (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
 I). Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companys compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with the minimum servicing standards.

 In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated in all material respects.


 /s/ PriceWaterhouseCoopers LLP
 ---------------
 PriceWaterhouseCoopers LLP LLP
 March 21, 2006






  EX-99.1 (e)


  PRICEWATERHOUSECOOPERS
 300 Madison Avenue
 New York NY 10017

 Report to Independent Auditors


 To the Board of Directors and Stockholder of Chase Home Finance LLC:


 We have examined managements assertion about Chase Home Finance LLCs (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 included in the accompanying management assertion (see exibit 1). Management is responsible for the Companys compliance with those minimum servicing standards. Our responsiblity is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basic, evidence about the companys compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with the minimum servicing standards.

 In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

 /s/ PricewaterhouseCoopers LLP.
 PricewaterhouseCoopers LLP.

 March 13, 2006



 Ex 99-1 (f)

 PRICEWATERHOUSECOOPERS LLP
 300 Madison Avenue
 New York NY 10017


 Report of Independent Auditors

 To the Board of Directors and Stockholder of JPMorgan Chase Bank, National Association:

 We have examined managements assertion about JPMorgan
 Chase bank, National Association ( the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Single
 Attestation Program for Mortgage Bankers (USAP) solely as they relate to standard VII, insurance policies ( the Applicable Standard), as of and for the year ended
 December 31, 2005 included in the accompanying management assertion.Management is responsible for the companys compliance with the Applicable Standard. Our responsibility is tan opinion on managements assertion about the Companys compliance, solely as it relates to the Applicable Standard based on our examination.
 The Company uses subservicing organizations to perform the servicing obligations subject to minimum servicing standards I-VI of USAP.
 We did not examine the Companys compliance with standards I-VI of USAP and, accordingly, do not express an opinion thereon.

 Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examing, on a test basis, evidence about the companys compliance with the Applicable Standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination on the Companys compliance with the Applicable Standard.

 In our opinion, managements assertion that the Company complied with the Applicable Standard solely as it relates to standard VII, Insurance Policies, as of and for the year ended December 31, 2005 is fairly stated, in all materal respects.

 /s/PricewaterhouseCoopers LLP.
 PricewaterhouseCoopers LLP

 Ex 99.1 (g)

 Independent Accountants Report

 UHY LLP



 Board of Directors
 Midwest Loan Services:

 We have examined managements assertion, included in the accompanying report titled Report of Management, that Midwest Loan Services Inc complied with the servicing standards identified in exhibit A to the Report of Management as set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers
 (USAP) during the year ended December 31, 2005. Management is responsible for the Companys compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companys compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination does not provide a legal determination on the Companys compliance with the specified minimum servicing standards.

 In our opinion, managements assertion that the Company complied with the aforementioned specified minimum standards during the year ended December 31, 2005 is fairly stated, in material respects.


 /s/ UHY LLP
 ---------------
 UHY LLP
 January 20, 2006

 Ex 99.1 (h)

 Independent Accountants Report

 Ernst & Young LLP
 Suite 1300
 925 Euclid Avenue
 Cleveland OH 44115



 Board of Directors
 National City Mortgage CO.:

 We have examined managements assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
 (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCMs compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on managements assertion about NCMs compliance based on our examination.

 Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidenceabout NCMs compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCMs compliance with specified minimum servicing standards.

 In our opinion, managements assertion that NCM complied with the aforementioned specified minimum standards during the year ended December 31, 2005 is fairly stated, in material respects.


 /s/ Ernst & Young LLP
 ---------------
 Ernst & Young LLP
 March 1, 2006

 Ex. 99-1 (i)

 KPMG LLP
 2500 Ruan Center
 666 Grand Avenue
 Des Moines IA 50309


 The Board of Directors
 Wells Fargo Home Mortgage, a division of Wells Fargo Bank NA:

 We have examined managements assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank NA (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December
 31, 2005.
 Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our examination was conducted in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companys compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with the minimum servicing standards.

 In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


 /s/ KPMG LLP
 ---------------
 KPMG LLP
 February 21, 2006






 EX-99.2 (a)
 AURORA LOAN SERVICES
 10350 Park Meadows Drive
 Littleton CO 80124



 We, as members of management of Aurora Loan Services LLC
 (the Company), are responsible for complying with servicing identified in the attached Exihibit A (the specified minimum servicing standards) a set forth in the mortgage bankers association of americas uniform single attestation program for Mortgage Bankers
 (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards.

 As of November 30, 2005 and for the year then ended, the Company had in effect a fidelity bond in the amount of $110,000,000 and an errors and omissions policy in the amount of $150,000,000.


 Very truly yours,


 /s/ Rick Skogg
 Rick Skogg
 Co-Chief Operating officer


 /s/ Roy Browing
 Roy Browing
 Chief Financial Officer


 /s/ William Napier
 William Napier
 Controller


 February 17, 2006


 AURORA LOAN SERVICES

 Specified Minimum Servicing Standards

 I. Custodial bank Accounts

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

 a. be mathematically accurate

 b. be prepared within forty-five(45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from the period to period

 c. be reviewed and approved by someone other than the person who prepared the reconciliation and

 d. document explanations for reconciling items. these reconciling items shall be resolved within ninety(90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or a mortgageors account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.


 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty(30) calendar days of payoff of the mortgage loan.


 II. Mortgage Payments

 1. Mortgage payments shall be deposited into custodial into the custodial bank accounts and related bank clearing accounts within two
 (2) business days of receipt.

 2. Mortgage payments made in accordance with the mortgagors loan documents shall be posted to the applicable mortgagor records withhin
 (2) business days of receipt.

 3. mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagors loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagors loan ducuments.


 III. Disbursements
 1. Disbursments made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgageor or investor shall be posted within two(2) business days to the mortgagors or investors records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such supprt has been received by the servicing entity at least thirty(30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.

 5. Amounts remitted to investors per the servicers investor reports shall agree with cancelled checks or other form of payment, or custodial bank statements.

 6. unissued checks shall be safeguarded so as to prevent unauthorized access.


 IV. Investor Accounting and Reporting

 1. the servicing entitys investor reports shall agree with, or reconcile to, investors records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entitiy.

 V. Mortgagor Loan Accounting

 1. The servicing entitys mortgage loan records shall agree with, or reconcile to, the records of mortgagors wirh respect to the unpaid balance on a monthly basis.

 2. Adjustments on adjustable rate mortgage(ARM) loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagors loan documents, on at least an annual basis.


 VI. Delinquencies

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the ectitys activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary ( i.e., illness or unemployment).

 VII. Insurance Policies

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represents to investors in managements assertion.


 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.











  EX-99.2 (b)

 Colonial Savings
 2626A West Freeway
 Fort Worth TX 76102


 November 28, 2005

 As of and for the year ended September 30, 2005, Colonial Savings F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestion Program for Mortgage Bankers.

 As of and for this same period, Colonial Savings F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $11000000.



 /s/ Jim E DuBose
 - ------------------------
 Jim E DuBose
 President, Chief Executive Officer

 /s/ Ben Dempsey
 - ------------------------
 Ben Dempsey
 Executive Vice President



 Ex 99-2 (c)

 March 3, 2005

 As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsisdiary, Countrywide Home Loans, Inc.(CHL), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas
 Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and #130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



 /s/ Steve Baily
 Steve Baily
 Senior Managing Director and
 Chief Executive Officer, Loan Administration



 /s/ Kevin Meyers
 Kevin Meyers
 Managing Directors and Chief Financial Officer,
 Loan Administration




 EX-99.2 (d)

 GMAC Mortgage



 March 21, 2006

 As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the Company) have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestion Program for Mortgage Bankers (USAP).

 As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $350,000,000 and $100,000,000 respectively.



 /s/ Jim Hillsman
 - ------------------------
 Jim Hillsman
 Chief Operating Officer
 GMAC Residential Holding Corp

 /s/ Dave Bricker
 - ------------------------
 Dave Bricker
 Chief Financial Officer
 GMAC Residential Holding Corp

 /s/ Tony Renzi
 - ------------------------
 Tony Renzi
 Executive Vice President
 National Servicing Administration
 GMAC Residential Holding Corp



 Ex 99.2 (e)


 CHASE

 Managements Assertion Concerning Complince with USAP Minimum Servicing Standards

 March 13, 2006

 As of and for the year ended December31,2005,Chase Home Finance LLC (the Company) has complied in all material respects with the minimum servicing standards (the Standards) set forth in the Mortgage bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers(USAP). These Standards are applicable only to the Companys prime and subprime mortgage portfolios.


 As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


 /s/ Kim Greaves                     /s/ Jim Miller
 Kim Greaves                         Jim Miller
 Vice President                      Vice President
 Chase Home finance LLC.             Chase Home Finance LLC




 /s/ Scott Powell
 Scott Powell
 CEO
 Chase Home Finance LLC.







 EX-99.2 (f)


 CHASE


 March 13, 2006

 As of and for the year ended December31,2005, JPMorgan Chase
 Bank, National Association (the Company) has compiled in all material respects with the minimum servicing standards set forth in the mortgage bankers Association of Americas Uniform Single Attestation Program for Mortgage bankers (USAP) solely as they relate to standard VII, Insurance Policies(the applicable Standard). The Company uses subservicing organizations to perform the servicing obligations subject to minimum servicing standards I-VI of USAP.

 As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.

 Attached to this management Assertion are the independent auditors reports on the subservicing organizations compliance with the minimum servicing standards related to the servicing obligations performed.



 /s/ Kim Greaves          	     /s/ Jim Miller
 Kim Greaves                         Jim Miller
 Vice President                      Vice President
 JOMorgan Chase Bank, N.A.           JPMorgan Chase Bank, N.A.




 /s/ Scott Powell
 Scott Powell
 Senior Vice President
 JPMorgan Chase Bank, N.A.

 Ex 99.2 (g)

 Midwest Loan Services
 616 Shelden Avenue
 Suite 300
 PO Box 144
 Houghton MI 49931-0144

 February 22, 2006

 We, as members of management of Midwest Loan Services Inc are responsible for complying with the servicing standards identified in the attached Exhibit A. These standards are set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Companys compliance with the specified minimum servicing standardsas of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended
 December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards.

 As of December 31, 2005 and for the year ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $3000000.

  /s/ Edward Burger
 ---------------
 Edward Burger
 President

  /s/ Stephen Ranzini
 ---------------
 Chairman of the Board


 Midwest Loan Services
 616 Shelden Avenue
 Suite 300
 PO Box 144
 Houghton MI 49931-0144

 			Specified Minimum Servicing Standards

 1. Custodial Bank Accounts

    1. Reconciliations shall be prepared on a monthly basis for all custoidal bank accounts and related bank clearing accounts.
    These reconciliations shall:

	a. Be mathematically accurate
    	b. Be prepared within forty-five (45) calendars after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coinncide with a prescribed investor reporting date but shall be consistent from period to period
	c. Be reviewed and approved by someone other than the person who prepared the reconciliations and
	d. Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.
     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or mortgagors account.
     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.
     4. Escrow funds held in the trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


2. Morgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.
   2. Mortgage payments made in accordance with the mortgagors loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.
   3. Mortgage payments shall be allocated to the principal, interest, insurance, taxes or other escrow items in accordance with the mortgagors loan documents.
   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagors loan documents.

3. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.
   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagors or investors records maintained by servicing entity.
   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premiums notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.
   4. Any late payments penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.
   5. Amounts remitted to the investors per the servicers investor report shall agree with the cancelled checks or other form of payment, or custodial bank statements.
   6. Unissued checks shall be safeguarded so to prevent unauthorized access.

4. Investor Accounting and Reporting

   1. The servicing entitys investor reports shall agree with, or reconcile to, investors records on a monthly basis as to total unpaid principal balance and number of loans serviced by the servicing entity.

5. Mortgagor Loan Accounting

   1. The servicing entitys mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid balance on a monthly basis.
   2. Adjustments on adjustable rate mortgages (ARM) loans shall be computed based on the related mortgage note and any ARM rider.
   3. Escrow accounts shall be analyzed, in accordance with the mortgagors loan documents, on at least an annual basis.
   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

6. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entitys activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
      (i.e., illness or unemployment)

7. Insurance Policies

   1. A fidelity bond and error and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in the managements assertion.


 /s/ Edward Burger
 Edward Burger
 President

 Ex. 99.2 (h)

 National City Mortgage Co.
 PO Box 1820
 Dayton OH 45401-1820

 March 1, 2006

 We, as members of management of National City Mortgage Co. (NCM) are responsible for complying with the servicing standards identified in the attached Exhibit A. These standards are set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCMs compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended
 December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

 As of December 31, 2005 and for the year ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.

  /s/ Steven M Scheid
 ---------------
 Steven M Scheid
 Senior Vice President

  /s/ T. Jackson Case, Jr.
 ---------------
 T. Jackson Case, Jr.
 Executive Vice President




				Exhibit A
 			Specified Minimum Servicing Standards

 1. Custodial Bank Accounts

    1. Reconciliations shall be prepared on a monthly basis for all custoidal bank accounts and related bank clearing accounts.
    These reconciliations shall:

	a. Be mathematically accurate
    	b. Be prepared within forty-five (45) calendars after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coinncide with a prescribed investor reporting date but shall be consistent from period to period
	c. Be reviewed and approved by someone other than the person who prepared the reconciliations and
	d. Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.
     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or mortgagors account.
     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.
     4. Escrow funds held in the trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


2. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.
   2. Mortgage payments made in accordance with the mortgagors loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.
   3. Mortgage payments shall be allocated to the principal, interest, insurance, taxes or other escrow items in accordance with the mortgagors loan documents.
   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagors loan documents.

3. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.
   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagors or investors records maintained by servicing entity.
   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premiums notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.
   4. Any late payments penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.
   5. Amounts remitted to the investors per the servicers investor report shall agree with the cancelled checks or other form of payment, or custodial bank statements.
   6. Unissued checks shall be safeguarded so to prevent unauthorized access.

4. Investor Accounting and Reporting

   1. The servicing entitys investor reports shall agree with, or reconcile to, investors records on a monthly basis as to total unpaid principal balance and number of loans serviced by the servicing entity.

5. Mortgagor Loan Accounting

   1. The servicing entitys mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid balance on a monthly basis.
   2. Adjustments on adjustable rate mortgages (ARM) loans shall be computed based on the related mortgage note and any ARM rider.
   3. Escrow accounts shall be analyzed, in accordance with the mortgagors loan documents, on at least an annual basis.
   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

6. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entitys activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
      (i.e., illness or unemployment)

7. Insurance Policies

   1. A fidelity bond and error and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in the managements assertion.


 Ex 99.2 (i)



 Wells Fargo Home Mortgage
 1 Home Campus
 Des Moines IA 50328

 February 21, 2006

 As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, NA (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestion Program for Mortgage Bankers.

 As of and for this same period, Colonial Savings F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $100 million and $20 million respectively.



 /s/ Michael J Heid
 - ------------------------
 Michael J Heid
 Division President
 Capital Markets, Finance & Adminstration
 Wells Fargo Home Mortgage, a division of Wells Fargo Bank, NA

 /s/ Franklin R Codel
 - ------------------------
 Franklin R Codel
 Executive Vice President
 Finance and Corp Real Estate
 Wells Fargo Home Mortgage, a division of Wells Fargo Bank, NA

 /s/ Mary Coffin
 - ------------------------
 Mary Coffin
 Executive Vice President
 Servicing & Post Closing
 Wells Fargo Home Mortgage, a division of Wells Fargo Bank, NA

 /s/ Cara K Heiden
 - ------------------------
 Mary Coffin
 Division President
 Natl Consumer & Instutional Lending
 Wells Fargo Home Mortgage, a division of Wells Fargo Bank, NA







  EX-99.3

 AURORA LOAN SERVICES

 Glenn Mitchell
 Vice President, Team Leader
 The Bank of New York
 New York NY 10286

 RE: SASCO 2005-16
     Annual Officers Certificate as to Compliance


 February 23, 2006


 Annual Officers Certificate as to Compliance

 The undersigned Officer certifies the following afor the period ending on December 31, 2005:

 1. I have reviewd the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officers knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the agreements.

 2.Based on said review and to the best of this Officers knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a dscription of each default or failure and the nature and status thereof has been reported to this officer

 3. To the best of this Officers knowledge, nothing has arose to lead this officer to believe that its servicer has failed to perform any of its duties, responsibilitiesand obligations under its servicing agreement during the preceding calendar year

 4. To the best of this officers knowledge, the servicer is not in default of its obligations under the terms of its servicing agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this officer

 5. The Master Servicer has reviewed has received from its Servicer such Servicers annual certificate of compliance and a copy of such Servicers annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.


 Certified By:


 /s/ R Peter Karr
 R. Peter Karr
 Senior Vice President
 Master Servicing Division



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1A1                         1,954,709.13         2,594,513.47                0.00            105,243,486.53
   1A2                         1,568,636.67                 0.00                0.00             85,562,000.00
   1A3                           275,953.33                 0.00                0.00             15,052,000.00
   1A4                           157,795.00                 0.00                0.00              8,607,000.00
   2A1                         6,563,175.40         7,003,862.75                0.00            352,757,137.25
   2A2                           743,196.67                 0.00                0.00             40,538,000.00
   2A3                           623,135.39            28,859.74                0.00             33,971,140.26
   3A1                         4,576,659.28         6,364,357.06                0.00            224,447,642.94
   3A2                           190,710.66           265,204.52                0.00              9,352,795.48
   4A1                         2,093,715.22           654,448.91                0.00            109,812,551.09
   AP                                  0.00            87,668.08                0.00              7,412,225.82
   AX                             23,097.50                 0.00                0.00              1,221,080.64
   PAX                            12,147.93                 0.00                0.00                655,462.99
   B1                            315,957.34            22,825.62                0.00             16,791,174.38
   B2                             69,114.49             4,993.02                0.00              3,673,006.98
   B3                            108,595.07             7,845.20                0.00              5,771,154.80
   B4                             39,480.57             2,852.18                0.00              2,098,147.82
   B5                             59,230.26             4,278.96                0.00              3,147,721.04
   B6                             29,615.13             2,139.48                0.00              1,573,860.52
   B7                             49,364.81             3,566.25                0.00              2,623,433.75
   B8                             59,230.26             4,278.96                0.00              3,147,721.04
   B9                             39,490.33             2,852.89                0.00              2,098,666.39
   P                              28,412.51                 0.00                0.00                      0.00
   R                                   1.19               100.00                0.00                      0.00